Form 10QSB
period 2001-09-30
DR CHRISTOPHERS ORIGINAL FORMULAS INC
filed 2001-11-01
CIK 1145493

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from     to

                 Commission File No. 0-26027

                      DATIGEN.COM, INC.
(Exact name of small business issuer as specified in its charter)

                            Utah
 (State or other jurisdiction of incorporation or organization)

                         87-0626333
              (IRS Employer Identification No.)

          3191 North Canyon Road, Provo, Utah 84604
          (Address of principal executive offices)

                       (801) 373-3990
                 (Issuer's telephone number)

                       Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001:
675,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                         FORM 10-QSB
                      DATIGEN.COM, INC.

                            INDEX
                                                                    Page

PART I.     Financial Information                                     3

            Balance Sheets for the Period Ending
            September 30, 2001 (unaudited)                            3

            Statement of Operations for the Three
            Months Ended September 30, 2001 and 2000,
            the Nine Months Ended September 30, 2001
            and 2000, and Cumulative Amounts Since
            Inception. (unaudited)                                    4

            Statement of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000, and
            Cumulative Amounts Since Inception. (unaudited)           5

            Notes to Financial Statements                             6

            Management's Discussion and Analysis of
            Financial Condition                                       7



PART II.    Other Information                                         8

            Exhibits and Repots on Form 8-K                           8


SIGNATURES                                                            8

                           PART I.
                    Financial Information

                      DATIGEN.COM, INC.
                (A Development Stage Company)


                        Balance Sheet
                     September 30, 2001
                         (unaudited)



Assets
  Current assets:
     Cash                                           $  663,213
     Marketable securities                               2,250
                                                     ---------
       Total assets                                 $  665,463
                                                     =========

Liabilities and Stockholders' Equity
  Current liabilities                               $        -
                                                     ---------
Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
  authorized; 675,000 shares issued and outstanding  1,065,100

  Accumulated other comprehensive loss                 (47,750)

  Deficit accumulated during the development stage    (351,887)
                                                     ---------
       Total stockholders' equity                      665,463
                                                     ---------
Total liabilities and stockholders' equity          $  665,463
                                                     =========

         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                   Statement of Operations
                         (unaudited)

                                                                                                     Cumulative
                                                   Three Months Ended         Nine Months Ended        Amounts
                                                      September 30,             September 30,           Since
                                                   2001          2000         2001         2000      Inception
Revenue - interest from
related party notes receivable                 $        -    $   22,231    $  15,733    $  67,919    $ 190,444

Revenue - interest on cash                          9,518             -       13,932            -       13,932

General and administrative expense                 (7,863)            -      (23,158)           -    $ (23,158)

Gain on sale of marketable securities                   -             -        3,399            -        3,399
                                                   ------        ------       ------      -------       ------
Income before income taxes                          1,655        22,231        9,906       67,919      184,617

Income tax expense - deferred                           -        (3,000)           -      (18,550)     (60,000)
                                                   ------        ------       ------      -------       ------

     Net income before
     discontinued operations                        1,655        19,231        9,906       49,369      124,617

Loss from operations of
discontinued segment, net of tax                        -      (123,640)           -     (342,332)    (476,504)
                                                  -------       -------       ------      -------      -------
     Net income (loss)                          $   1,655    $ (104,409)   $   9,906    $(292,963)   $(351,887)
                                                  -------       -------       ------      -------      -------
Net income (loss) per share-basic and diluted:
Continued operations                                 0.01          0.02         0.01         0.06
Discontinued operations                                 -         (0.15)           -        (0.42)

Net income (loss) per share                     $    0.01    $    (0.13)   $    0.01    $   (0.36)
                                                  -------       -------      -------      -------
Weighted average - basic and diluted              675,000       825,000      675,000      823,000
                                                  -------       -------      -------      -------

         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                   Statement of Cash Flows
                         (unaudited)

                                                                      Cumulative
                                                 Nine Months Ended     Amounts
                                                   September 30,         From
                                                 2001        2000      Inception
Cash flows from operating
activities:
Net income (loss) from continuing operations $   9,906    $  49,369    $  124,617

     Gain on sale of marketable securities      (3,399)           -        (3,399)
                                               -------     --------     ---------
     Net cash provided by
     continuing operations                       6,507       49,369       121,218
                                               -------     --------     ---------
     Net cash used in
     discontinued operations                         -     (314,085)     (456,004)
                                               -------     --------     ---------
     Net cash provided by (used in)
     operating activities                        6,507     (264,716)     (334,786)
                                               -------      -------     ---------
Cash flows from investing
activities:
 Decrease (increase) in notes receivable       580,400      299,644             -
 Purchase of marketable  securities             (4,500)     (50,000)      (54,500)
 Proceeds from sale of marketable securities     7,899            -         7,899
                                               -------      -------     ---------
     Net cash provided by (used in) investing
      activities from continuing operations    583,799      249,644       (46,601)
                                               -------      -------     ---------

Cash flows from financing activities -
 issuance of common stock                            -            -     1,044,600
                                               -------       ------     ---------
     Net increase (decrease) in cash           590,306      (15,072)      663,213

Cash, beginning of period                       72,907       22,179             -
                                               -------      -------      --------
Cash, end of period                          $ 663,213    $   7,107    $  663,213
                                               =======      =======      ========

         See accompanying notes to financial statements

                      DATIGEN.COM, INC.
                (A Development Stage Company)
                Notes to Financial Statements
                         (unaudited)


(1) The unaudited financial statements include the accounts of Datigen.com and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in financial position for the three month and nine month periods ended September 30, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months and nine months ended
September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) Earnings/Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the nine months ended September 30, 2001, the Company decreased marketable securities and increased unrecognized holding loss by $22,750.

During the nine months ended September 30, 2000, the Company issued 200,000 shares of common stock in exchange for technology of $450,000.

The Company has not paid any cash for interest or income taxes since inception.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

     Nine Months Ended September 30, 2001 and 2000

     In January 2000, the Company acquired computer software programs and websites (including domain names) which are used for offering and performing computer diagnostic and improvement functions. The consideration for the acquisition consisted of 200,000 shares of the Company's restricted common stock valued at $2.00 per share, or a total of $400,000. After pursuing the development of this business through October 2000, the Company discontinued further development, marketing, and operation of the computer business acquired based on a determination that it is unlikely the computer business will meet the Company's expectations or goals for business growth and development. Consequently, in November 2000, the Company reconveyed the computer technology in exchange for the 200,000 shares of common stock originally issued. The Company recognized a loss on this discontinued operation of $476,504 since inception for the nine months ended September 30, 2000. The Company did not experience any similar losses from this discontinued operation for the same period in 2001.

     At the present time, the Company intends to continue its business of investing in trust deed notes secured by real property and accruing interest from a money market account. During the three months ended September 30, 2001, this business generated no interest income from related party notes receivable as compared to $22,231 for the same period in 2000. However interest on cash was $9,518 for the three months ended September 30, 2001, compared to $0 for the three months ended September 30, 2000. The Company had general and administrative expenses related to continuing operations of $7,863 and $0 for the three months ended September 30, 2001 and 2000, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     As a result of the foregoing factors, the Company recognized net income of $1,655 for the three months ended
September 30, 2001, as compared to net losses of $104,409 for the same period in 2000.

Liquidity and Capital Resources

     At September 30, 2001, the Company had working capital of $665,463, which consisted substantially of cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.

                 PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K                 None

Exhibits                            None


                         SIGNATURES

    In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DATIGEN.COM, INC.

Date:  October 31, 2001   By: /s/ Joseph Ollivier, President